Form 10-K
period 2019-12-31
AEP Texas Restoration Funding LLC
filed 2020-03-27
CIK 1775098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity:	333-232430-01
Central Index Key Number of issuing entity:	0001775098

AEP Texas Restoration Funding LLC
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor:	333-232430
Central Index Key Number of depositor and sponsor:	0001721781

AEP Texas Inc.
(Exact name of depositor and sponsor as specified in its charter)

Delaware		51-0007707
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)

539 N. Carancahua Street
Suite 1700
Corpus Christi,	Texas	78401
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:	(361)	881-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	☒	No	☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
				Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Check One:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the proxy statement relating to the 2020 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

PART I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Mine Safety Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   Selected Financial Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

AEP Texas Restoration Funding LLC (the Company) has five managers. At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment: (i) a direct or indirect legal or beneficial owner of the Company or AEP Texas Inc. (AEP Texas) or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or AEP Texas or any of their respective affiliates or (iii) a person who controls (whether directly, indirectly or otherwise) AEP Texas or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of AEP Texas or its affiliates

        The following are the managers of the Company as of March 27, 2020:

Name	Age	Background
Brian X. Tierney	52
President and manager of the Company. Vice president, chief financial officer and director of AEP Texas Inc. (AEP Texas), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation). Joined the Service Corporation in 1998 and was appointed senior vice president-energy marketing in 2003, became senior vice president-commercial operations in 2005, became executive vice president-AEP utilities east in 2006 and assumed his present position in 2009. Vice president and director of certain other AEP System companies.

Julia A. Sloat	50
Treasurer and manager of the Company. Treasurer of AEP Texas, treasurer of AEP and senior vice president and treasurer of the Service Corporation since January 1, 2019. Joined the Service Corporation in 1999 and was appointed as director-investor relations in January 2003, became managing director-investor relations in November 2003, became vice president-investor relations in September 2004, became vice president-investor relations and strategic initiatives in June 2007 and became vice president and treasurer in January 2008. From August 2008 to August 2009 served as vice president-investor relations & corporate finance for Tween Brands, Inc. Rejoined the Service Corporation in September 2009 as managing director-regulatory case management and became vice president-regulatory case management in August 2010. Was President-AEP Ohio from May 2016 through December 2018. Treasurer of certain other AEP System companies.

Renee V. Hawkins	54
Assistant treasurer and manager of the Company. Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.

Victor A. Duva	61
Manager of the Company. President, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2003. From 1997 to 2002, Assistant Vice President and Officer Manager for CT Corporation’s Philadelphia office and, prior to that, a variety of positions at CT Corporation System since January 1981. Mr. Duva presently serves as an independent manager for AEP Texas Central Transition Funding II LLC (TCC Funding II) and AEP Texas Transition Funding III LLC (TCC Funding III).

Daniel P. McMahon	59
Manager of the Company.  Vice President of Operations for CT Corporation System since 2008.  Also served as the National Service Director at CT Corporation System from 2004 to 2008. Mr. McMahon presently serves as an independent manager for TCC Funding II and Transition Funding III.

Code of Conduct

The Company is a wholly owned subsidiary of AEP Texas which in turn is an indirect subsidiary of AEP. AEP has adopted a code of conduct and ethics which applies to all of its subsidiaries. AEP maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including AEP’s Principles of Corporate Governance and AEP’s Principles of Business Conduct. The corporate governance page can be found at www.aep.com/investors/corporateleadersandgovernance.

Item 11.   Executive Compensation.

Other than the annual independent manager fee of $1,800 paid to CT Corporation System, the Company does not pay any compensation to its executive officers or managers.

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2020 annual meeting of stockholders filed with the Securities and Exchange Commission on March 11, 2020.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Managers Victor A. Duva and Daniel P. McMahon are the independent directors and are employees of CT Corporation Staffing, Inc.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:

1.	Financial Statements.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1 Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on March 8, 2019.
3.2 Amended and Restated Limited Liability Company Agreement of the Issuing Entity executed as of June 12, 2019.
4.1 Indenture dated as of September 18, 2019 between the Issuing Entity and U.S. Bank National Association providing for the issuance of Senior Secured Transition Bonds.
4.2 Form of Senior Secured Transition Bonds.
10.1 Transition Property Purchase and Sale Agreement dated as of September 18, 2019 between the Issuing Entity and AEP Texas Inc., as seller.
10.2 Transition Property Servicing Agreement dated as of September 18, 2019 between the Issuing Entity and AEP Texas Inc., as servicer.
10.3 Administration Agreement dated as of September 18, 2019 between the Issuing Entity and AEP Texas Inc., as servicer.
10.4 Second Amended and Restated Intercreditor Agreement, dated as of September 18, 2019, by and among AEP Texas Inc., AEP Texas Restoration Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, The Bank of New York Mellon and AEP Texas Central Transition Funding III LLC.
*31.1 Certification.
*33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for AEP Texas Inc., as servicer.
*33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for U.S. Bank National Association, as Indenture Trustee.
*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of AEP Texas Inc., as servicer.
*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank National Association, as Indenture Trustee.
*35.1 Servicer compliance statement of AEP Texas Inc., as servicer.
*104 Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

(b) Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1 Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on March 8, 2019 (incorporated by reference to exhibit 3.1 included as an exhibit to the Sponsor’s Form SF-1 dated June 28, 2019).

3.2 Amended and Restated Limited Liability Company Agreement of the Issuing Entity executed as of June 12, 2019 (incorporated by reference to exhibit 3.2 included as an exhibit to the Sponsor’s Form SF-1 dated June 28, 2019).

4.1 Indenture dated as of September 18, 2019 between the Issuing Entity and U.S. Bank National Association providing for the issuance of Senior Secured System Restoration Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Sponsor’s Report on Form 8-K dated September 18, 2019).

4.2 Form of Senior Secured System Restoration Bonds (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Sponsor’s Report on Form 8-K dated September 18, 2019).

10.1 Transition Property Purchase and Sale Agreement dated as of September 18, 2006 between the Issuing Entity and AEP Texas Inc., as seller (incorporated by reference to exhibit 10.2 included as an exhibit to the Sponsor's Report on Form 8-K dated September 18, 2019).

10.2 Transition Property Servicing Agreement dated as of September 18, 2019 between the Issuing Entity and AEP Texas Inc., as servicer (incorporated by reference to exhibit 10.1 included as an exhibit to the Sponsor’s Report on Form 8-K dated September 18, 2019).

10.3 Administration Agreement dated as of September 18, 2019 between the Issuing Entity and AEP Texas Inc., as servicer (incorporated by reference to exhibit 10.3 included as an exhibit to the Sponsor’s Report on Form 8-K dated September 18, 2019).

10.4 Second Amended and Restated Intercreditor Agreement, dated as of September 18, 2019, by and among AEP Texas Inc., AEP Texas Restoration Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, The Bank of New York Mellon and AEP Texas Central Transition Funding III LLC (incorporated by reference to exhibit 10.4 included as an exhibit to the Sponsor's Form 8-K dated September 18, 2019).

*31.1 Certification.

*33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for AEP Texas Inc., as servicer.

*33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for U.S. Bank National Association, as Indenture Trustee.

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of AEP Texas Inc., as servicer.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP for U.S. Bank National Association, as Indenture Trustee.

*35.1 Servicer compliance statement of AEP Texas Inc., as servicer.

*104 Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

Item 1112(b).  Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).  Certain Derivatives Instruments.

None.

Item 1117.  Legal Proceedings.

U.S. Bank National Association has provided the following information to the depositor:

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.
U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Restoration Funding LLC is a wholly-owned subsidiary of AEP Texas Inc.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for AEP Texas Inc. included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by AEP Texas Inc. with the servicing criteria set forth in Item 1122 of Regulation AB.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for U.S. Bank National Association included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K identified no material instances of noncompliance by U.S. Bank National Association with the servicing criteria set forth in Item 1122 of Regulation AB.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2020.

AEP Texas Restoration Funding LLC
(Issuing Entity)

By: AEP Texas Inc., as Servicer

/s/ Julia A. Sloat
Julia A. Sloat
Treasurer and Senior Officer in Charge of the Servicing Function

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders. The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.