Form 10-K
period 2021-12-31
AEP Texas Restoration Funding LLC
filed 2022-03-25
CIK 1775098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2021

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2022 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

Auditor Firm Id: 238     Auditor Name: PricewaterhouseCoopers LLP          Auditor Location: Tulsa, Oklahoma

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

        The following are the managers of the Company as of March 25, 2022:

Name	Age	Background
Julia A. Sloat	52	President and manager of the Company. Vice president, chief financial officer and director of Appalachian Power Company (APCo), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation) since January 1, 2021. Joined the Service Corporation in 1999 and was appointed as director-investor relations in January 2003, became managing director-investor relations in November 2003, became vice president-investor relations in September 2004, became vice president-investor relations and strategic initiatives in June 2007 and became vice president and treasurer in January 2008. From August 2008 to August 2009 served as vice president-investor relations & corporate finance for Tween Brands, Inc. Rejoined the Service Corporation in September 2009 as managing director-regulatory case management and became vice president-regulatory case management in August 2010. Was President-AEP Ohio from May 2016 through December 2018 and was appointed senior vice president-treasury and risk of the Service Corporation in 2019. Vice president and director of certain other AEP System companies.
Julie A. Sherwood	51	Treasurer and manager of the Company. Treasurer of APCo, treasurer of AEP and senior vice president treasury and risk of the Service Corporation since January 1, 2021. Joined the Service Corporation in 2004 and was appointed as director, external financial reporting in 2004, appointed director-investor relations in 2007, became vice president of market operations in 2014 and senior vice president-commercial operations in 2018. Treasurer of certain other AEP System companies.
Renee V. Hawkins	56	Assistant treasurer and manager of the Company. Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.
Sean Emerick	56	Manager of the Company. Director, special services, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2014. From 2011 to 2014, regional service manager for CT Corporation and, prior to that, vice president and general manager of corporate services at National Registered Agents, Inc. from 2007 to 2011.
William Bleier	31
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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2022.

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