Form 10-K
period 2023-12-31
AEP Texas Restoration Funding LLC
filed 2024-03-28
CIK 1775098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2023

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2024 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

Auditor Firm Id: 238     Auditor Name: PricewaterhouseCoopers LLP          Auditor Location: Columbus, Ohio

PART I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

        The following are the managers of the Company as of March 25, 2024:

Name	Age	Background
Charles E. Zebula	63	President and manager of the Company. Vice president and chief financial officer of AEP Texas, executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation) since September 2023. Joined the Service Corporation in 1998. Executive vice president - portfolio optimization from July 2021 to September 2023 and executive vice president - energy supply from January 2013 to July 2021 of Service Corporation. Vice president and chief financial officer of certain other AEP System companies.
Julie A. Sherwood	53	Treasurer and manager of the Company. Treasurer of AEP Texas, treasurer of AEP and senior vice president treasury and risk of the Service Corporation since January 1, 2021. Joined the Service Corporation in 2004 and was appointed as director, external financial reporting in 2004, appointed director-investor relations in 2007, became vice president of market operations in 2014 and senior vice president-commercial operations in 2018. Treasurer of certain other AEP System companies.
Renee V. Hawkins	58	Assistant treasurer and manager of the Company. Vice president and assistant treasurer of AEP Texas, and vice president of finance and treasury of Service Corporation since August 2022, previously was managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.
Sean Emerick	58	Manager of the Company. Lead project & program manager since October 2022 for CT Corporation Staffing, Inc., a subsidiary of CT Corporation System. Director, special services, CT Corporation, since 2014. From 2011 to 2014, regional service manager for CT Corporation and, prior to that, vice president and general manager of corporate services at National Registered Agents, Inc. from 2007 to 2011.
William Bleier	33
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

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2024 annual meeting of stockholders filed with the Securities and Exchange Commission on March 13, 2024.

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2024.

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