Form 10-K
period 2024-12-31
AEP Texas Restoration Funding LLC
filed 2025-03-28
CIK 1775098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2024

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity:	333-232430-01
Central Index Key Number of issuing entity:	0001775098

AEP Texas Restoration Funding LLC
(Exact name of issuing entity as specified in its charter)

Delaware	83-4426234
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

539 N. Carancahua Street, Suite 1700
Corpus Christi, Texas	78401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(361)	881-5398

Commission File Number of depositor and sponsor:	333-221643
Central Index Key Number of depositor and sponsor:	0001721781

AEP Texas Inc.
(Exact name of depositor and sponsor as specified in its charter)

Delaware	51-0007707
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Riverside Plaza, Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(614)	716-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).				Yes	☒	No	☐

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2025 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

AEP Texas Restoration Funding LLC (the Company) has four managers. At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment: (i) a direct or indirect legal or beneficial owner of the Company or AEP Texas Inc. (AEP Texas) or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or AEP Texas or any of their respective affiliates or (iii) a person who controls (whether directly, indirectly or otherwise) AEP Texas or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of AEP Texas or its affiliates

        The following are the managers of the Company as of March 27, 2025:

Name	Age	Background
Trevor I. Mihalik	58	President and manager of the Company. Vice president and chief financial officer of AEP Texas, executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation) since January 2025.
Matthew D. Fransen	48	Manager of the Company. Vice president and treasurer of AEP Texas, treasurer of AEP and senior vice president-treasury and finance of the Service Corporation since December 1, 2024. Joined the Service Corporation in January 2002 and was appointed as director-strategic initiatives in 2010, appointed managing director-strategic initiatives in 2013, became vice president-renewables in February 2016 and vice president-regulated infrastructure development in June 2021. Treasurer of certain other AEP System companies.
Sean Emerick	58	Manager of the Company. Lead project & program manager since October 2022 for CT Corporation Staffing, Inc., a subsidiary of CT Corporation System. Director, special services, CT Corporation, since 2014. From 2011 to 2014, regional service manager for CT Corporation and, prior to that, vice president and general manager of corporate services at National Registered Agents, Inc. from 2007 to 2011.
William Bleier	34
Manager of the Company. Associate Director, Customer Service for CT Corporation since 2020. From 2017 to 2020 served as Service Manager, Large Corporations and prior to that served as Account Manager, Mid-Market from 2014 to 2017.

Code of Conduct

The Company is a wholly owned subsidiary of AEP Texas which in turn is an indirect subsidiary of AEP. AEP has adopted a code of conduct and ethics which applies to all of its subsidiaries. AEP maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including AEP’s Principles of Corporate Governance and AEP’s Principles of Business Conduct. The corporate governance page can be found at www.aep.com/investors/governance.

Item 11.   Executive Compensation.

Other than the annual independent manager fee of $1,500 paid to CT Corporation System, the Company does not pay any compensation to its executive officers or managers.

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2025 annual meeting of stockholders filed with the Securities and Exchange Commission on March 13, 2025.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None.

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
See Exhibits listed below, which are incorporated herein by reference.

(b) Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1 Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on March 8, 2019 (incorporated by reference to exhibit 3.1 included as an exhibit to the Sponsor’s Registration Statement on Form SF-1 dated June 28, 2019).

3.2 Amended and Restated Limited Liability Company Agreement of the Issuing Entity executed as of June 12, 2019 (incorporated by reference to exhibit 3.2 included as an exhibit to the Sponsor’s Registration Statement on Form SF-1 dated June 28, 2019).

4.1 Indenture dated as of September 18, 2019 between the Issuing Entity and U.S. Bank National Association providing for the issuance of Senior Secured System Restoration Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Sponsor’s Current Report on Form 8-K dated September 18, 2019).

4.2 Form of Senior Secured System Restoration Bonds (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Sponsor’s Current Report on Form 8-K dated September 18, 2019).

10.1 Transition Property Purchase and Sale Agreement dated as of September 18, 2006 between the Issuing Entity and AEP Texas Inc., as seller (incorporated by reference to exhibit 10.2 included as an exhibit to the Sponsor's Current Report on Form 8-K dated September 18, 2019).

10.2 Transition Property Servicing Agreement dated as of September 18, 2019 between the Issuing Entity and AEP Texas Inc., as servicer (incorporated by reference to exhibit 10.1 included as an exhibit to the Sponsor’s Current Report on Form 8-K dated September 18, 2019).

10.3 Administration Agreement dated as of September 18, 2019 between the Issuing Entity and AEP Texas Inc., as servicer (incorporated by reference to exhibit 10.3 included as an exhibit to the Sponsor’s Current Report on Form 8-K dated September 18, 2019).

10.4 Second Amended and Restated Intercreditor Agreement, dated as of September 18, 2019, by and among AEP Texas Inc., AEP Texas Restoration Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, The Bank of New York Mellon and AEP Texas Central Transition Funding III LLC (incorporated by reference to exhibit 10.4 included as an exhibit to the Sponsor's Current Report on Form 8-K dated September 18, 2019).

*31.1 Certification pursuant to Rule 13a-14(d)/15(d)-14(d).

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

(c) Not Applicable.

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2025.

AEP Texas Restoration Funding LLC
(Issuing Entity)

By: AEP Texas Inc., as Servicer

/s/ Matthew D. Fransen
Matthew D. Fransen
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