Form 10-K
period 2025-12-31
AEP Texas Restoration Funding LLC
filed 2026-03-30
CIK 1775098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2025

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2026 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 25, 2026:

Name	Age	Background
Trevor I. Mihalik	59	President and manager of the Company. Vice president and chief financial officer of AEP Texas, executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation) since January 2025.
Matthew D. Fransen	49	Manager of the Company. Vice president and treasurer of AEP Texas, treasurer of AEP and senior vice president-treasury and finance of the Service Corporation since December 1, 2024. Joined the Service Corporation in January 2002 and was appointed as director-strategic initiatives in 2010, appointed managing director-strategic initiatives in 2013, became vice president-renewables in February 2016 and vice president-regulated infrastructure development in June 2021. Treasurer of certain other AEP System companies.
Sean Emerick	60	Manager of the Company. Lead project & program manager since October 2022 for CT Corporation Staffing, Inc., a subsidiary of CT Corporation System. Director, special services, CT Corporation, since 2014. From 2011 to 2014, regional service manager for CT Corporation and, prior to that, vice president and general manager of corporate services at National Registered Agents, Inc. from 2007 to 2011.
William Bleier	35
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

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2026 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 18, 2026.

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

None.

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2026.

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